Form 10-K
period 2005-12-31
J.P. Morgan Mortgage Trust 2005-S3
filed 2006-03-31
CIK 1348151

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127020-10


        J.P. Morgan Acceptance Corporation I


     (Exact name of registrant as specified in its charter)


  Delaware                                          13-3475488
  (State or other jurisdiction of                   (Registrant's
  incorporation or organization)                     Tax ID)



   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000

  J.P. Morgan Mortgage Trust
  Mortgage Pass-Through Certificates Series 2005-S3
  (Issuing Entity)

  J.P. Morgan Acceptance Corporation I
  (Exact name of Depositor as specified in its charter)

  J.P. Morgan Mortgage Acquisition Corp.
  (Exact name of Sponsor as specified in its charter)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes         No  _X_

  The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was December 29, 2005.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.



                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 16.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.



                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Bank Fund Staff FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      b) Bethpage FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      c) Boulder Valley, as Sub-Servicer for U.S. Central Credit Union <F1>
      d) Chase Home Finance LLC, as Sub-Servicer for JP Morgan Chase Bank, NA f/k/a JP Morgan Chase & Co. <F1>
      e) Countrywide Home Loans Inc., as Servicer <F1>
      f) First Technology Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) Harris Trust & Savings, as Servicer <F1>
      i) Midwest Loan Services, as Sub-Servicer for U.S. Central Credit Union <F1>
      j) National City Mortgage Co, as Servicer <F1>
      k) Navy Federal Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      l) PHH US MTG CORP, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Bank Fund Staff FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      b) Bethpage FCU, as Sub-Servicer for U.S. Central Credit Union <F1>
      c) Boulder Valley, as Sub-Servicer for U.S. Central Credit Union <F1>
      d) Chase Home Finance LLC, as Sub-Servicer for JP Morgan Chase Bank, NA f/k/a JP Morgan Chase & Co. <F1>
      e) Countrywide Home Loans Inc., as Servicer <F1>
      f) First Technology Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) Harris Trust & Savings, as Servicer <F1>
      i) Midwest Loan Services, as Sub-Servicer for U.S. Central Credit Union <F1>
      j) National City Mortgage Co, as Servicer <F1>
      k) Navy Federal Credit Union, as Sub-Servicer for U.S. Central Credit Union <F1>
      l) PHH US MTG CORP, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      c) Harris Trust & Savings, as Servicer <F1>
      d) JP Morgan Chase Bank, NA, as Servicer f/k/a JP Morgan Chase & Co. <F1>
      e) National City Mortgage Co, as Servicer <F1>
      f) PHH US MTG CORP, as Servicer <F1>
      g) U.S. Central Credit Union, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.

            Not Applicable.

   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    J.P. Morgan Mortgage Trust
    Mortgage Pass-Through Certificates
    Series 2005-S3
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     John Sadowski, Vice President

  By: /s/ John Sadowski, Vice President

  Dated:  March 31, 2006



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, John Sadowski, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of J.P. Morgan Mortgage Trust Mortgage Pass-Through Certificates, Series 2005-S3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chase Home Finance LLC, as Sub-Servicer, Countrywide Home Loans Inc. as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, Harris Trust & Savings as Servicer, JP MORGAN CHASE BANK, NA, f/k/a JP
     Morgan Chase & Co. as Servicer, National City Mortgage Co as Servicer, PHH US MTG CORP as Servicer, U.S. Central Credit Union as Servicer.

     Date: March 31, 2006

     /s/ John Sadowski
     Signature

     Vice President
     Title




  EX-99.1 (a)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  8484 Westpark Drive
  McLean, VA 22102

* Phone: (703) 747-1000
  www.ey.com



Report of Independent Accountants


We have examined management's assertion, included in the accompanying report titled Management Assertion, that Bank-Fund Staff Federal Credit Union (the "Credit Union") complied with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2005. Management is responsible for the Credit Union's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Credit Union complied with the aforementioned requirements for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ Ernst + Young LLP



February 28, 2006





A Member Practice of Ernst & Young Global





  EX-99.1 (b)
(logo) McGladrey & Pullen
Certified Public Accountants


Bethpage Federal Credit Union
Bethpage, New York


We have examined management's assertion about Bethpage Federal Credit Union's Compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the accompanying management assertion. Our responsibility is to express an opinion on management's assertion about Bethpage Federal Credit Union's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accounts and, accordingly, included examining, on a test basis, evidence about Bethpage Federal Credit Union's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Bethpage Federal Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that Bethpage Federal Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ McGladrey & Pullen, LLP

Beverly, Massachusetts
February 8, 2006
bethpg.bo.usap.ann.05.se


McGladrey & Pullen, LLP is a member firm of RSM International-an affiliation of separate and independent legal entities.





  EX-99.1 (c)
PETERSEN & ASSOCIATES
Certified Public Accountants
P.O. BOX 350130 * WESTMINSTER, CO 80035-0130 * TELEPHONE (303) 457-1707


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and
Supervisory Committee
Boulder Valley Credit Union
Boulder, Colorado

We have examined management's assertion about Boulder Valley Credit Union's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included the accompanying management assertion. Management is responsible for Boulder Valley Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Boulder Valley Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Boulder Valley Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that Boulder Valley Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

PETERSEN & ASSOCIATES

/s/ Peterson and Associates
Westminster, Colorado
February 10, 2006





  EX-99.1 (d)

(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP.


March 13, 2006


(page)


(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC




  EX-99.1 (e)
(logo)KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Telephone 213 972 4000
Fax       213 622 1217
Internet  www.us.kpmg.com




Independent Accountants' Report


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


March 3, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (f)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
1300 SW Fifth Avenue
Suite 3100
Portland OR 97201
Telephone (971) 544 4000
Facsimile (971) 544 4100


Report of Independent Accountants


To the Board of Directors of
First Technology Credit Union and
Charlie Mac


We have examined management's assertion about First Technology Credit Union (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP

March 24, 2006


(page)


(logo) first tech
credit union


Management Assertion


As of and for the year ended December 31, 2005, First Tech Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Credit Union had in effect a fidelity bond and errors and omissions policy In the amount of $5,000,000.00 and $5,000,000.00 respectively.


/s/ Michael E. Osborne
Executive Vice President, Chief Financial Officer


/s/ Robert Corwin
President and Chief Operations Officer


/s/
Executive Vice President of Loan Servicing


first tech credit union   po box 2100   beaverton, or 97075-2100

800.637.0852   fax 888.505.1740   www.firsttechcu.com


(logo) :think forward





  EX-99.1 (g)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.


Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.


In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LLP

February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (h)
(logo)KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212




Independent Accountants' Report



The Board of Directors
Harris National Association:

We have examined management's assertion, included in the accompanying Management Assertion, that Harris National Association (Harris N.A.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for Harris N.A.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Harris N.A.'s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Harris N.A.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Harris N.A.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Harris N.A. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP



March 16, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (i)
(logo) UHY LLP
Certified Public Accountants



REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Midwest Loan Services, Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that Midwest Loan Services, Inc. complied with the servicing standards identified in exhibit A to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum standards during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ UHY LLP
Southfield, Michigan
January 20, 2006


An Independent Member of Urbach Hacker Young International Limited


(page)


(logo) Midwest
LOAN SERVICES INC.
616 Shelden Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
phone: (906) 487-5870
fax: (906) 487-5869
e-mail: misloan@up.net
web: www.midwestloanservices.com

Specified Minimum Servicing Standards


I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  Be mathematically accurate;
b. Be prepared within forty-five (45) calendars after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;
c. Be reviewed and approved by someone other than the person who prepared the reconciliations; and
d. Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records with two (2) business days of receipt.

3. Mortgage payments shall be allocated to the principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Specified Minimum Servicing Standards (continued)


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with the cancelled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgages (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in the management's assertion.


(page)


Specified Minimum Servicing Standards (continued)


Signed,

/s/ Edward Burger
Edward Burger, President

Date:
      March 23rd, 2006





  EX-99.1 (j)
(logo) ERNST&YOUNG

*Ernst & Young LLP
 Suite 1300
 925 Euclid Avenue
 Cleveland, OH 44115

*Phone: (216)861-5000
 www.ey.com



Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants



Board of Directors
National City Mortgage Co.


We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.(NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers during the year-ended December 31, 2005. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2006



A Member Practice of Earnst & Young Global


(page)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with


(page)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements


(page)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.


(page)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale


(page)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.1 (k)
(logo) PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
1800 Tysons Boulevard
McLean. VA 22102-4261
Telephone (703) 918 3000
Facsimile (703) 918 3100



Report of Independent Accountants

To the Board of Directors and Supervisory Committee of
Navy Federal Credit Union



We have examined management's assertion about Navy Federal Credit Union's (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP


March 7, 2006



(page)



(logo) NAVY
FEDERAL
Credit Union

PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to.

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards




February 27, 2006




As of and for the year ended December 31, 2005 Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers
Association of America's Uniform Single Attestation Program for
Mortgage Bankers ("USAP").


As of and for this same period, Navy Federal had in effect a fidelity bond and errors and omissions policy in the amounts of $15,000,000 and $2,500,000 respectively.



/s/ John R. Peden
John R. Peden
Senior Executive Vice President, Operations


/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President, Operations

/s/ Joan C. Cox
Joan C. Cox
Vice President, Real Estate Lending





  EX-99.1 (l)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To PHH Mortgage Corporation:


We have examined PHH Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated February 28, 2006, as of and for the year ended December 31, 2005. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following instance of material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended December 31, 2005. The Company did not comply with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, as set forth in Appendix I.

/s/ Deloitte & Touche LLP

Princeton, NJ

February 28, 2006


[PAGE]

PHH Mortgage

(logo) PHH

3000 Leadenhall Road
Mt. Laurel, NJ 08054



February 28, 2006

As of and for the year ended December 31, 2005, PHH Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

The Company completed all custodial bank account reconciliations within 60 days of the cutoff date, however did not complete all reconciliations within 45 days of the cutoff as specified by the minimum servicing standards. As such, the Company has determined that it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date.

During the year ended December 31, 2005, the Company determined it was materially non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.


PHH Mortgage Coroporation

/s/ Terence Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin Foster
Martin L. Foster
Senior Vice President - Loan Servicing


[PAGE]

APPENDIX I

PHH MORTGAGE CORPORATION - MINIMUM SERVICING STANDARDS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     * be mathematically accurate;
     * be prepared within forty-five (45) calendar days after the cutoff date;
     * be reviewed and approved by someone other than the person who prepared the Reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates. as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

[PAGE]

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (a)
(logo) Bank-Fund Staff Federal Credit Union
Serving the Staffs and Families of The World Bank Group and International Monetary Fund




February 28, 2006

Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102


Management Assertion


Gentlemen:

We, as members of management of Bank-Fund Staff Federal Credit Union, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of Bank-Fund Staff Federal Credit Union's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, Bank-Fund Staff Federal Credit Union complied, in all material respects, with the minimum servicing standards set forth in the USAP.


As of and for this same period, Bank-Fund Staff Federal Credit Union had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and S1,000,000 respectively.


Very truly yours,


/s/ George W. West
George W. West
Interim Managing Director and
Chief Executive Officer

/s/ Stephen D Breed
Stephen D. Breed
Director of Lending Services

/s/ John J. Dean
John J. Dean
Controller


1818 H Street, N.W. Washington, D.C. 20433  (202) 458-4300  Fax (202) 522-1528
Telex 248423 WORLDBANK





  EX-99.2 (b)
(logo)
Bethpage
Federal Credit Union

899 S. Oyster Bay Road
Bethpage, NY 11714

1.800.628.7070 Tel
516.349.6950 Fax
www.bethpagefcu.com

Mortgages

McGladrey & Pullen, LLP
100 Cummings Center
Suite 211-C
Beverly, MA 01915


As of and for the year ended December 31, 2005, Bethpage Federal Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Bethpage Federal Credit Union had in effect a fidelity bond in the amount of $10,000,000 and errors and omissions policy in the amount of $1,000,000.


/s/ Kirk Kordeleski
Kirk Kordeleski, President and Chief Executive Officer
Bethpage Federal Credit Union

2/14/06
Date


/s/ Brian Clarke
Brian Clarke, Senior Vice President and Chief Financial Officer
Bethpage Federal Credit Union

2/14/06
Date


Banking among friends





  EX-99.2 (c)
Boulder Valley Credit Union

we're here for you-
TODAY&TOMORROW

February 28, 2006

As of and for the year ended December 31, 2005, Boulder Valley Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Boulder Valley Credit Union had in effect a fidelity bond in the amount of $3,500,000.00 and an errors and omissions policy in the amount of $500,000.00.


/S/ Claire Lindley
Claire Lindley, CFO


(logo)
Boulder Valley
CREDIT UNION

Boulder Valley Credit Union Offices: 5505 Arapahoe Avenue, Boulder CO 80303 * 2667 Broadway, Boulder, CO 80304* 800 Coal Creek Cr., Louisville, CO 80027 * P.O. Box 4049, Estes Park CO 80517 * www.bvcu.org * 303-442-8850 * 800-783-8850





  EX-99.2 (d)


(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC



  EX-99.2 (e)
(logo) Countrywide
       HOME LOANS


2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000

Management Assertion



March 3, 2005

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers' (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Bailey
Steve Bailey
Senior Managing Director and
Chief Executive Officer, Loan Administration



/s/ Kevin Meyers
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





  EX-99.2 (f)
(logo) first tech
credit union


Management Assertion


As of and for the year ended December 31, 2005, First Tech Credit Union has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Credit Union had in effect a fidelity bond and errors and omissions policy In the amount of $5,000,000.00 and $5,000,000.00 respectively.


/s/ Michael E. Osborne
Executive Vice President, Chief Financial Officer


/s/ Robert Corwin
President and Chief Operations Officer


/s/
Executive Vice President of Loan Servicing


first tech credit union   po box 2100   beaverton, or 97075-2100

800.637.0852   fax 888.505.1740   www.firsttechcu.com


(logo) :think forward





  EX-99.2 (g)
100 Wood Hollow Drive
Novato, Ca 94945
(800) 462-2700


(logo) GreenPoint Mortgage


Management's Assertion


February 21, 2006

As of and for the year ended and December 31, 2005, GreenPoint Mortgage Funding, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers, except as follows:

  * During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding, Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000, and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.


Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer


/s/ Steve Abreu
Steve Abreu
Chief Executive Officer

/s/ Dave Petrini
Dave Petrini
Chief Financial Officer

/s/ Becky Poisson
Becky Poisson
Executive Vice President of Technology and Servicing





  EX-99.2 (h)
(logo) HARRIS

111 West Monroe Street
Chicago, IL 60603



March 16, 2006



Management Assertion


As of and for the year ended December 31, 2005, Harris N.A. complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this time period, Harris N.A. had in effect a fidelity bond policy in the amount of $315,000,000 CAD and a Mortgage errors and omissions policy in the amount of $10,000,000 USD.




/s/ Joseph Lipari
Joseph Lipari
Senior Vice President,
Harris Consumer Lending Center

/s/ Peter Singer
Peter Singer
Vice President, Senior Servicing Manager
Harris Consumer Lending Center





Harris N.A.





  EX-99.2 (i)
(logo) Midwest
LOAN SERVICES INC.
616 Sheldon Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
Phone: (906) 487-5870
Fax: (906) 487-5869
e-mail: mlsloan@up.net
web: www.subservicer.com


February 22, 2006

Management's Assertion on Compliance
With the Specified Minimum Servicing Standards Set Forth
In the Uniform Single Attestation Program for Mortgage Bankers

We, as members of management of Midwest Loan Services, Inc. are responsible for complying with the servicing standards identified in the attached Exhibit A. These standards are set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2005 and for the year then ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $3,000,000.


/s/Edward Burger
Edward Burger,President


/s/Stephen Ranzini
Stephen Ranzini, Chairman of the Board


(page)


(logo) Midwest
LOAN SERVICES INC.
616 Shelden Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
phone: (906) 487-5870
fax: (906) 487-5869
e-mail: misloan@up.net
web: www.midwestloanservices.com

Specified Minimum Servicing Standards


I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  Be mathematically accurate;
b. Be prepared within forty-five (45) calendars after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;
c. Be reviewed and approved by someone other than the person who prepared the reconciliations; and
d. Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records with two (2) business days of receipt.

3. Mortgage payments shall be allocated to the principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Specified Minimum Servicing Standards (continued)


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with the cancelled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgages (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in the management's assertion.


(page)


Specified Minimum Servicing Standards (continued)


Signed,

/s/ Edward Burger
Edward Burger, President

Date:
      March 23rd, 2006





  EX-99.2 (j)
(logo) National City
Mortgage Co.

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive Miamisburg Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2005 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ Steven M. Scheid
Steven M. Scheid
Senior Vice President

/s/ T. Jackson Case, Jr.
T. Jackson Case,Jr.
Executive Vice President

March 1, 2006



No one Cares More!


(PAGE)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with

(PAGE)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements

(PAGE)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.

(PAGE)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale

(PAGE)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.2 (k)
(logo) NAVY
FEDERAL
Credit Union

PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to.

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards




February 27, 2006




As of and for the year ended December 31, 2005 Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers
Association of America's Uniform Single Attestation Program for
Mortgage Bankers ("USAP").


As of and for this same period, Navy Federal had in effect a fidelity bond and errors and omissions policy in the amounts of $15,000,000 and $2,500,000 respectively.



/s/ John R. Peden
John R. Peden
Senior Executive Vice President, Operations


/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President, Operations

/s/ Joan C. Cox
Joan C. Cox
Vice President, Real Estate Lending





  EX-99.2 (l)
PHH Mortgage

(logo) PHH

3000 Leadenhall Road
Mt. Laurel, NJ 08054



February 28, 2006

As of and for the year ended December 31, 2005, PHH Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

The Company completed all custodial bank account reconciliations within 60 days of the cutoff date, however did not complete all reconciliations within 45 days of the cutoff as specified by the minimum servicing standards. As such, the Company has determined that it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date.

During the year ended December 31, 2005, the Company determined it was materially non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.


PHH Mortgage Coroporation

/s/ Terence Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin Foster
Martin L. Foster
Senior Vice President - Loan Servicing


[PAGE]

APPENDIX I

PHH MORTGAGE CORPORATION - MINIMUM SERVICING STANDARDS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     * be mathematically accurate;
     * be prepared within forty-five (45) calendar days after the cutoff date;
     * be reviewed and approved by someone other than the person who prepared the Reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates. as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

[PAGE]

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
(logo) Countrywide

Exhibit "A"

PORTFOLIO SERVICES
450 AMERICAN STREET, MS SV3-A
SIMI VALLEY, CALIFORNIA 93065
(800) 293-0780 TOLL FREE

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, govermnental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Joseph M. Candelario
Officer

First Vice President
Title

March 15, 2006
Date

[PAGE]

                                                     fin_inst_ty
 issr_cde    dl_id             fin_inst_nme            p_desc
ABFC       2005-HE1     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE3     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE5     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE4     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE7     Countrywide Home Loans Inc.   Servicer
ARMT       2005-10      Countrywide Home Loans Inc.   Servicer
ARMT       2005-11      Countrywide Home Loans Inc.   Servicer
ARMT       2005-12      Countrywide Home Loans Inc.   Servicer
ARMT       2005-4       Countrywide Home Loans Inc.   Servicer
ARMT       2005-5       Countrywide Home Loans Inc.   Servicer
ARMT       2005-6A      Countrywide Home Loans Inc.   Servicer
ARMT       2005-7       Countrywide Home Loans Inc.   Servicer
ARMT       2005-8       Countrywide Home Loans Inc.   Servicer
BAF        2005-1       Countrywide Home Loans Inc.   Servicer
BAF        2005-A       Countrywide Home Loans Inc.   Servicer
BAF        2005-E       Countrywide Home Loans Inc.   Servicer
BAF        2005-F       Countrywide Home Loans Inc.   Servicer
BAF        2005-H       Countrywide Home Loans Inc.   Servicer
BSL        2005-10      Countrywide Home Loans Inc.   Servicer
BSL        2005-2       Countrywide Home Loans Inc.   Servicer
BSL        2005-4       Countrywide Home Loans Inc.   Servicer
BSL        2005-5       Countrywide Home Loans Inc.   Servicer
BSL        2005-7       Countrywide Home Loans Inc.   Servicer
BSL        2005-9       Countrywide Home Loans Inc.   Servicer
BST        2005-1       Countrywide Home Loans Inc.   Servicer
BST        2005-12      Countrywide Home Loans Inc.   Servicer
BST        2005-3       Countrywide Home Loans Inc.   Servicer
BST        2005-4       Countrywide Home Loans Inc.   Servicer
BST        2005-6       Countrywide Home Loans Inc.   Servicer
BST        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-1       Countrywide Home Loans Inc.   Servicer
CSF        2005-10      Countrywide Home Loans Inc.   Servicer
CSF        2005-11      Countrywide Home Loans Inc.   Servicer
CSF        2005-12      Countrywide Home Loans Inc.   Servicer
CSF        2005-2       Countrywide Home Loans Inc.   Servicer
CSF        2005-3       Countrywide Home Loans Inc.   Servicer
CSF        2005-4       Countrywide Home Loans Inc.   Servicer
CSF        2005-5       Countrywide Home Loans Inc.   Servicer
CSF        2005-6       Countrywide Home Loans Inc.   Servicer
CSF        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-8       Countrywide Home Loans Inc.   Servicer
CSF        2005-9       Countrywide Home Loans Inc.   Servicer
DAL        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSA        2005-12      Countrywide Home Loans Inc.   Servicer
GSA        2005-15      Countrywide Home Loans Inc.   Servicer
GSA        2005-6       Countrywide Home Loans Inc.   Servicer
GSA        2005-7       Countrywide Home Loans Inc.   Servicer

[PAGE]

GSA        2005-9       Countrywide Home Loans Inc.   Servicer
GSP        2005-9F      Countrywide Home Loans Inc.   Servicer
GSP        2005-AR1     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR3     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR4     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR5     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR7     Countrywide Home Loans Inc.   Servicer
HBV        2005-14      Countrywide Home Loans Inc.   Servicer
HBV        2005-4       Countrywide Home Loans Inc.   Servicer
HBV        2005-7       Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A3      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A6      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S3      Countrywide Home Loans Inc.   Servicer
LMC        2005-1       Countrywide Home Loans Inc.   Servicer
MABS       2005-AB1     Countrywide Home Loans Inc.   Servicer
MAL        2005-1       Countrywide Home Loans Inc.   Servicer
MAL        2005-2       Countrywide Home Loans Inc.   Servicer
MAL        2005-3       Countrywide Home Loans Inc.   Servicer
MAL        2005-5       Countrywide Home Loans Inc.   Servicer
MAL        2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-2       Countrywide Home Loans Inc.   Servicer
MARM       2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-7       Countrywide Home Loans Inc.   Servicer
MARM       2005-8       Countrywide Home Loans Inc.   Servicer
MLM        2005-A01     Countrywide Home Loans Inc.   Servicer
MLM        2005-A04     Countrywide Home Loans Inc.   Servicer
MLM        2005-A07     Countrywide Home Loans Inc.   Servicer
MLM        2005-A09     Countrywide Home Loans Inc.   Servicer
MLM        2005-Al0     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE3     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE4     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM2     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM3     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM4     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM6     Countrywide Home Loans Inc.   Servicer
MSML       2005-5AR     Countrywide Home Loans Inc.   Servicer
MSML       2005-6AR     Countrywide Home Loans Inc.   Servicer
MSSTR      2005-1       Countrywide Home Loans Inc.   Servicer
MSSTR      2005-2       Countrywide Home Loans Inc.   Servicer
NHEL       2005-FM1     Countrywide Home Loans Inc.   Servicer
NHEL       2005-HE1     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC2     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC3     Countrywide Home Loans Inc.   Servicer
PPS        2005-WW1     Countrywide Home Loans Inc.   Servicer

[PAGE]

PRM        2005-4       Countrywide Home Loans Inc.   Servicer
SABR       2005-FR3     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR4     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR5     Countrywide Home Loans Inc.   Servicer
SABR       2005-HEl     Countrywide Home Loans Inc.   Servicer
SAIL       2005-1       Countrywide Home Loans Inc.   Servicer
SAM        2005-AR2     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR4     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR6     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR8     Countrywide Home Loans Inc.   Servicer
SARM       2005-1       Countrywide Home Loans Inc.   Servicer
SARM       2005-12      Countrywide Home Loans Inc.   Servicer
SARM       2005-14      Countrywide Home Loans Inc.   Servicer
SARM       2005-15      Countrywide Home Loans Inc.   Servicer
SARM       2005-17      Countrywide Home Loans Inc.   Servicer
SARM       2005-18      Countrywide Home Loans Inc.   Servicer
SARM       2005-20      Countrywide Home Loans Inc.   Servicer
SARM       2005-21      Countrywide Home Loans Inc.   Servicer
SARM       2005-22      Countrywide Home Loans Inc.   Servicer
SARM       2005-23      Countrywide Home Loans Inc.   Servicer
SARM       2005-4       Countrywide Home Loans Inc.   Servicer
SARM       2005-7       Countrywide Home Loans Inc.   Servicer
THB        2005-3       Countrywide Home Loans Inc.   Servicer
THB        2005-4       Countrywide Home Loans Inc.   Servicer





  EX-99.3 (b)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566


(logo) GreenPoint Mortgage


February 27, 2006



Wells Fargo Bank, National Association
Master Servicer
Client Manager JPMMT 2005-S3
9062 Old Annapolis Road
Columbia, MD 21045

Re: Annual Statement of Compliance for the Servicing Agreement by GreenPoint Mortgage Funding, Inc., as Servicer


Ladies and Gentlemen:


     Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the Servicing Agreement):

1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period, except as follows:
     During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer

By:/s/ Michael De Francesco
Name: Michael De Francesco
Title: Senior Vice President
Loan Administration


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904 www.greenpointservice.com





  EX-99.3 (c)
(logo) HARRIS

111 West Monroe Street
Chicago, IL 60603



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group


RE: Officer's Certificate


Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.



Certified By: Peter Singer
/s/ Peter Singer
Officer

Vice President
Title

3-16-06
Date




Harris N.A.





  EX-99.3 (d)
(logo) CHASE


ANNUAL STATEMENT OF COMPLIANCE


Pursuant to the servicing agreement, the undersigned Officer, to the best of his/her knowledge, hereby certifies to the following:

I have reviewed the activities and performance of the Servicer and, during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer's knowledge, the Servicer has fulfilled all its duties, responsibilities or obligations under these Agreements throughout such year.

a)   All property inspections have been completed.

b)   Compliance relative to Adjustable Rate Mortgages has been met.

c)   Compliance with IRS Foreclosure reporting regulations enacted as IRS
     Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed.

d) All loans serviced in states that have statutes requiring payment of interest on escrow/impound accounts have been completed.

e) That such Officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

f)   Enclosed is a copy of our most recent independent audit statement.


CERTIFIED BY: /s/ Kim Greaves
              Kim Greaves
              Senior Vice President

Date: 3/13/06


CERTIFIED BY: /s/ Jim Miller
              Jim Miller
              Senior Vice President

Date: 3/13/06


(page)


Wells Fargo - 2005 deals

Investor#   Agreement Name                                       Agreement Date

047         FC0105                                               1/15/05
047         FC0205                                               2/15/05
047         FC0305                                               3/15/05
047         FC0405                                               4/15/05
047         FC0505                                               5/15/05
047         FC0605                                               5/15/05
047         FC0705                                               7/27/05
047         FC0805                                               8/27/05
047         FC0905                                               9/20/05
047         FC1005                                               10/20/05
047         FC1105                                               11/25/05
047         FC1205                                               12/19/05
G62         BAF05001                                             2/1/05
G63         CSF05001                                             2/1/05
G65         JPA050S1                                             2/1/05
G69         JPA050A1                                             2/1/05
G70         MAL05001                                             2/1/05
G75         5MASD1                                               3/1/05
G76         CSF05002                                             3/2/05
G80         5GSMP1                                               3/7/05
G84         JPA050A2                                             4/1/05
G85         BAF05002                                             4/1/05
G86         MAL05003                                             4/1/05
G87         CSF05003                                             4/1/05
G92         MST05001                                             4/1/05
G96         MAL05004                                             6/1/05
G97         CSF05004                                             5/1/05
G98         JPA050A3                                             6/2/05
L06         CSF05005                                             6/1/05
L07         BAF05003                                             6/1/05
L09         MSS05001                                             6/1/05
L15         JPA050A4                                             7/1/05
L19         BAF0500E                                             7/1/05
L23         CSF05006                                             7/1/05
L27         JPA050A5                                             8/1/05
L33         MAL05005                                             8/5/05
L37         BAY0500C                                             9/12/05
L38         JPA050S2                                             9/1/05
L41         JPA050A6                                             9/1/05
L42         5MARP2                                               9/1/05
L48         CSF05009                                             10/3/05
L49         JPA050A7                                             10/3/05


(page)


L53          THB05003                                            9/1/05
L55          JPA050A8                                            11/1/05
L56          5MABA1                                              11/1/05
L57          BAY0500D                                            11/1/05
L58          CSF05010                                            11/1/05
L59          MST05002                                            11/1/05
L62          5MSST2                                              1111/05
L65          MAL05006                                            12/1/05
L66          JPL050S1                                            12/1/05
L67          BAF05007                                            12/1/05
L68          CSF05011                                            12/1/05
L72          JPA050S3                                            12/1/05
L74          JPL050A2                                            12/1/05
571          PPS05WC1                                            1/26/05
572          PEOPLES CHOICE 2005-1                               3/28/05
578          FLD0501                                             2/25/05
583          MAB05HE1                                            4/28/05
598          FLD0502                                             7/29/05
599          FBR05001                                            7/29/05
602          HAS05NC1                                            9/13/05
608          FBR05002                                            9/29/05
609          MAB05HE2                                            9/29/05
610          HAS05NC2                                            9/29/05
615          MSI05HE5                                            10/27/0
617          FLD0503                                             11/28/0
621          FBR05004                                            12/5/05
622          FBR05005                                            12/5/05
624          HAS05I01                                            12/21/05
             AEGO5004
             ARM0511
             FS2005-1
             FS2005-2
             FS2005-3
             GS2005-RP1
             MAB05AB1
             MRLT2005-1
             MRLT2005-2
             MSM058SL
             NLC05004
             PRM05005


(page)


Wells Fargo - 2004 and prior deals

Investor#   Agreement Name                                       Agreement Date

18          1997 WL-3
46          FC0704
46          FC0804
46          FC0904
46          FC1004
46          FC1104
46          FC1204
111         1999WL6
168         PRM04-CL1                                            1/1/04
361         01996U
32E         JPMMT 2004-S1                                        1/1/04
32J         JPM2004-S1                                           8/1/04
A37         E94001
A39         J21001
C48         MAST 2004-1                                          9/1/04
C84         2002WL7                                              5/1/02
D92         S44003
F04         MALT2002-1                                           7/30/02
F18         002WLF                                               7/1/02
F04/F20     002WLG                                               8/27/02
F31         2003-WLV                                             7/1/03
F32         2002WLJ
F33         Bayview 2003-D                                       7/1/03
F34         002FX2
F35         Bayview 2003-E                                       7/1/03
F38         002WLM
F46         002WLS
F48         2CRA57
F50         2002WL12
F51         MALT2003-2                                           3/1/03
F52         MALT2003-3                                           6/1/03
F53         MAST2003-5                                           6/1/03
F54         MAST2003-6                                           6/1/03
F55         MAST2003-7                                           7/1/03
F56         MAST2003-8                                           8/1/03
F57         MASTR9
F58         MAST03-10                                            10/1/03
F59         MALT2003-7                                           10/1/03
F60         MALT2003-8                                           11/1/03
F61         MALT2003-9                                           1/2/04
F61         MAST2003-9                                           9/1/03
F62         MAST03-12                                            1/2/04


(page)


F63         DBALT4                                               1/21/04
F64         MALT2004-4                                           2/2/04
F65         MALT2004-2                                           3/1/04
F66         MAST2004-3                                           2/1/04
F67         MALT2004-3                                           4/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-1   3/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-5   3/1/04
F68         PRM04-CL2                                            4/1/04
F68         SAMI 1998-8                                          3/1/04
F69         MALT2004-4                                           5/3/04
F71         MAST2004-5                                           4/1/04
F73         MALT2004-5                                           6/3/04
F74         002FX5
F75         MAST2004-6                                           6/1/04
F77         MALT2004-6                                           7/5/04
F79         MALT2004-7                                           7/1/04
F81         MAST2004-8                                           7/1/04
F83         MAST2004-9                                           8/1/04
F85         MALT2004-8                                           8/1/04
F89         MALT2004-9                                           8/1/04
F94         GSMPS 2003-1                                         10/1/03
F95         MALT04-10                                            9/1/04
G01         JPM2004-A1                                           1/1/04
G05         JPM2004-A2                                           4/1/04
G06         GS2004-1                                             2/1/04
G10         JPM2004-A3                                           6/1/04
G12         GS2004-3                                             5/1/04
G16         JPM2004-A4                                           7/1/04
G19         CSFB04-4                                             8/2/04
G22         CSFB04-5                                             9/1/04
G23         BAY2004-C                                            9/1/04
G29         CSFB04-6                                             10/1/04
G36         JPM2004-A5                                           10/1/04
G38/J07     CSFB04-7                                             11/1/04
G39         MALT04-11                                            11/1/04
G40/J08     MAST04-10                                            10/1/04
G43         JPM2004-A6                                           12/1/04
G44         CSFB04-8                                             12/1/04
G45         JPM2004-S2                                           11/1/04
G47         MAST04-11                                            11/1/04
G48         MALT04-12                                            11/1/04
G53         BAY2004-D                                            3/1/04
G54         4BAFC4                                               10/1/04
G56         BAFC2004-5                                           10/1/04
G56         4BAFC6
G58         MALT04-13                                            12/1/04


(page)


H71         CSFB 2001-AR24
J08         4MAS10
            Deutsche Mortgage Securities, Inc. 2004-4
            GS2003-3                                             10/1/03
            MAST2004-4
            MAST2004-1
            SAM2000-1
            CMLT04-HE1
            CMLT2004-1
            CSFB04-AR5
            FNMA200233
            FS2003-1
            FS2004-1
            FS2004-2
            FS2004-3
            FS2004-4
            FS2004-5
            GEMLMLM
            HARTX83-A
            JEFFTX84
            MALT2002-2
            MALT2003-5
            MARM2003-1
            MAST2002-7
            MAST2003-2
            MAST2003-3
            MAST2003-4
            MS1997-P1
            MSGF1996-1
            MSST2003-1
            NATIONSBK
            NORWEST-TX
            RMSC89-8
            SASCO02-9
            SMSC92-6
            SMT91-05
            SMT92-01
            SMT93-04
329         SOPAC/ 97-2 / WELLS FARGO TRUST SERVICES
389         AMRES98-2                                            6/22/98
466         Aegis Asset Backed Securities Trust 2003-1           3/27/03
479         FIRST FRANKLIN MORTGAGE LOAN TRUST 2003-FF2          6/26/03
480         First Franklin Mortgage Loan Trust 2003-FFC          6/1/03
483         GS2003-HE2                                           9/8/03
488         First Franklin Mortgage Loan Trust 2003-FF4          9/1/03
489         Aegis Asset Backed Securities Trust 2003-2           10/8/03


(page)


497         FIELDSTONE MORTGAGE INVESTMENT CORP 2003-1           10/23/03
501         GS2003-AHL                                           10/29/03
502         Aegis Asset Backed Securities Trust 2003-3           11/18/03
510         Aegis Asset Backed Securities Trust 2004-1           1/23/04
511         Fieldstone Mortgage Investment Trust 2004-1          1/30/04
514         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FFA          2/1/04
520         Fieldstone Mortgage Investment Trust 2004-2          4/20/04
524         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FF3          5/1/04
528         Aegis Asset Backed Securities Trust 2004-3           6/21/04
532         Fieldstone Mortgage Investment Trust 2004-3          6/21/04
537         SAIL2004-7                                           7/27/04
542         Aegis Asset Backed Securities Trust 2004-4           8/26/04
544         FFMLT 2004-FF7                                       8/1/04
547         MS2004-5AR                                           9/23/04
548         MS2004-6AR                                           9/23/04
549         MS2004-7AR                                           9/23/04
555         MABS04HE1                                            10/1/04
556         MS2004-8AR                                           9/30/04
558         Fieldstone Mortgage Investment Trust 2004-4          9/30/04
562         PEOPLES CHOICE 2004-2                                11/23/04
566         Fieldstone Mortgage Investment Trust 2004-5          11/23/04
            BSALTA2003-4
            BSRT2001-4
            CMLT2003-1                                           9/1/98
            DALT03-4XS                                           11/1/03





  EX-99.3 (e)
(logo) National City Mortgage

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937)910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


Exhibit "A"


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.




Certified By:
/s/ T. Jackson Case Jr.



Executive VP
Title

March 2, 2006
Date





  EX-99.3 (f)
PHH Mortgage

4001 Leadenhall Road
Mt. Laurel, NJ 08054


(logo)PHH

February 28, 2006

WELLS FARGO BANK, NA
Compliance Department
9062 Old Annapolis Rd.
Columbia, MD 21045-1951


RE: Annual Statement as to Compliance

Investor number: 974-001 Deal name (if applicable): JPMMT 2005-S3


Dear Investor, Master Servicer or Trustee,

The undersigned officer certifies the following for PHH Mortgage Corp. f/k/a Cendant Mortgage Corp., for the 2005 calendar year. To the best of our knowledge:

a) The activities and performances of the Servicer during the preceding Fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide for the deal listed above, and to the best of my knowledge the Servicer has fulfilled all of its duties, responsibilities or obligations under this Agreement throughout such year, or if there has been default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to WELLS FARGO BANK, NA;
b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;
c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;
d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;
e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to WELLS FARGO BANK, NA;
f) All Custodial Accounts have been reconciled and are properly funded; and
g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified by

/s/ Jack Webb
Jack Webb
Assistant Vice President

Date: February 28, 2006





  EX-99.3 (g)
(logo) U.S. CENTRAL

March 21, 2006

SUITE 100
9701 RENNER BLVD
LENEXA, KANSAS  66219
TEL:       (913)227-6000
TOLL FREE: (888)872-0440
FAX:       (913)438-1564
WWW.USCENTRAL.COOP

Wells Fargo Bank, NA
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Compliance

RE: Annual Statement As To Compliance


Per Section 6.04(a) of the Purchase, Warranties and Servicing Agreement, (the "Agreement"), dated as of August 1, 2005 by and between JP Morgan Mortgage Acquisition Corp and U.S. Central Credit Union (the "Company"), as amended (the "Agreement") the undersigned officer of the Company hereby certifies the following for the 2005 calendar year:

(a) That a review of the activities of US Central Credit Union during the 2005 calendar year and of its performance under the Agreement has been made under the supervision of the undersigned;

(b) That to the best of such officer's knowledge, based on such review, US Central Credit Union has fulfilled all of its obligations under the Agreement throughout such annual period,


Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Agreement.


Certified by:

/s/ Conaught M. Loveless
Conaught M. Loveless
Chief Investment Officer





  EX-99.4

         No distributions to Certificateholders were made during the fiscal period covered by this report.